Form 10-Q
period 2025-09-30
OTG Acquisition Corp. I
filed 2025-11-12
CIK 2077010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 11, 2025, there were 23,775,000 Class A ordinary shares, $0.0001 par value per share, and 5,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

OTG ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheet as of September 30, 2025 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended September 30, 2025 and for the Period from June 12, 2025 (Inception) Through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity for the Three Months Ended September 30, 2025 and for the Period from June 12, 2025 (Inception) Through September 30, 2025 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from June 12, 2025 (Inception) Through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20
Part III. Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

OTG ACQUISITION CORP. I

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2025

(UNAUDITED)

Assets
Current assets
Prepaid expenses	$151,260
Total current assets	151,260
Long-term prepaid insurance	102,543
Cash and marketable securities held in Trust Account	231,493,797
Total Assets	$231,747,600

Liabilities and Shareholders’ Equity
Current liabilities
Accrued offering costs	$75,000
Accrued expenses	29,825
Total Current Liabilities	104,825

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of $10.06 per share	231,493,797

Shareholders’ Equity
Preference shares, $0.0001 par value per share; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value per share; 300,000,000 shares authorized; 775,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	78
Class B ordinary shares, $0.0001 par value per share; 30,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Share subscription receivable	(971,902)
Additional paid-in capital	910,371
Retained earnings	209,856
Total Shareholders’ Equity	148,978
Total Liabilities and Shareholders’ Equity	$231,747,600

The accompanying notes are an integral part of the unaudited condensed financial statements.

OTG ACQUISITION CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30, 2025	For the period from June 12, 2025 (Inception) through September 30, 2025
General and administrative costs	$119,427	$133,941
TOTAL OPERATING EXPENSES	(119,427)	(133,941)

Other Income
Income earned on cash and marketable securities held in Trust Account	343,797	343,797
TOTAL OTHER INCOME	343,797	343,797

Net income	$224,370	$209,856

Weighted average shares outstanding, Class A ordinary shares	3,791,209	3,136,364
Basic net income per share, Class A ordinary shares	$0.03	$0.03
Weighted average shares outstanding, Class B ordinary shares	5,123,626	5,102,273
Basic net income per share, Class B ordinary shares	$0.03	$0.03
Weighted average shares outstanding, Class A ordinary shares	3,791,209	3,136,364
Basic net income per share, Class A ordinary shares	$0.02	$0.02
Weighted average shares outstanding, Class B ordinary shares	5,750,000	5,620,455
Basic diluted income per share, Class B ordinary shares	$0.02	$0.02

The accompanying notes are an integral part of the unaudited condensed financial statements.

OTG ACQUISITION CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND

FOR THE PERIOD FROM JUNE 12, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Share Subscription	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Equity
Balance — June 12, 2025 (inception)	—	$—	—	$—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	—	24,425	—	25,000

Net loss	—	—	—	—	—	—	(14,514)	(14,514)

Balance – June 30, 2025	—	$—	5,750,000	$575	$—	$24,425	$(14,514)	$10,486

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(9,882,945)	—	(9,882,945)

Sale of Private Placement Units	775,000	78	—	—	(2,000,000)	7,749,922	—	5,750,000

Fair Value of Public Warrants at issuance	—	—	—	—	—	3,116,500	—	3,116,500

Allocated value of transaction costs to Class A shares	—	—	—	—	—	(97,531	—	(97,531)

Settlement of share subscription receivable	—	—	—	—	1,028,098	—	—	1,028,098

Net income	—	—	—	—	—	—	224,370	224,370

Balance – September 30, 2025	775,000	$78	5,750,000	$575	$(971,902)	$910,371	$209,856	$148,978

The accompanying notes are an integral part of the unaudited condensed financial statements.

OTG ACQUISITION CORP. I

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 12, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$209,856
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(343,797)
Changes in operating assets and liabilities:
Prepaid expenses	(153,385)
Long-term prepaid insurance	(102,543)
Accrued expenses	33,919
Net cash used in operating activities	(355,950)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(231,150,000)
Net cash used in investing activities	(231,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placement Units	7,750,000
Share subscription receivable	(2,000,000)
Settlement of share subscription receivable	1,028,098
Proceeds from promissory note - related party	(115,299)
Payment of offering costs	(556,849)
Net cash provided by financing activities	231,505,950

Net Change in Cash	—
Cash – Beginning of period	—
Cash – End of period	$—

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$75,000
Prepaid expenses contributed by Sponsor in exchange for issuance of Class B ordinary shares	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

OTG ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from June 12, 2025 (inception) through September 30, 2025 relates to the Company’s formation, the initial public offering described below (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is OTG Acquisition Sponsor LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 11, 2025. On September 15, 2025, the Company consummated the Initial Public Offering of 23,000,000 units (each, a “Unit” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (each, a “Public Warrant”). Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 775,000 private placement units (each, a “Private Placement Unit”), at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and the underwriters, generating aggregate gross proceeds of $7,750,000, of which $2,000,000 had not yet been received on the Initial Public Offering closing date and was accounted for as a share subscription receivable within the shareholders’ equity. Of those Private Placement Units, the Sponsor purchased 545,000 Private Placement Units and the underwriters purchased 230,000 Private Placement Units. Each Private Placement Unit consists of one Class A ordinary share and one-half of one warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

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

SEPTEMBER 30, 2025

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on September 12, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on September 19, 2025. The interim results for the three months ended September 30, 2025 and for the period from June 12, 2025 (inception) through September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

OTG ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Liquidity and Capital Resources

The Company’s liquidity needs up to September 30, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 4). As of September 30, 2025, the Company had no cash and had a working capital surplus of $46,435.

On September 15, 2025, in connection with the sale of the Private Placement Units, the Sponsor expected to deposit $2,000,000 into the Company’s bank account. Due to the timing of funds and the bank account opening process, these funds were not deposited into the Company’s bank account at such time and remained in the Sponsor’s bank account as of September 15, 2025. The Company has accounted for the amount due as a share subscription receivable within shareholders’ equity. Subsequent to September 15, 2025, on September 17, 2025, the following have been deducted from share subscription receivable: repayment in full of the $175,018 outstanding balance under the Note, $556,850 of accrued offering costs, $58,480 of accrued expenses, $20,600 of prepaid expenses, and $217,150 of prepaid insurance. The remaining $971,902 will be utilized for working capital purposes. On October 22, 2025, the Sponsor settled the remaining outstanding balance from $2,000,000 share subscription receivable and deposited $971,902 into the Company’s operating account (see Notes 4 and 8).

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 204-50, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that since the Company received the private placement funds from the Sponsor (see Note 4), which are included as a share subscription receivable on the accompanying unaudited condensed balance sheet, it has sufficient access to funds to finance the working capital needs of the Company for one year from the date of issuance of the accompanying unaudited condensed financial statements.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Marketable Securities Held in Trust Account

As of September 30, 2025, substantially all the assets held in the Trust Account were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income earned on cash and marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash or cash equivalents as of September 30, 2025.

OTG ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, —”Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants included in the Units and then to the Class A ordinary shares. On September 15, 2025, offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to Public Warrants and Private Placement Units were charged to shareholders’ equity as the underlying financial instruments, after management’s evaluation, were classified within shareholders’ equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheet, primarily due to its short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

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

OTG ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from net income per ordinary share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the ordinary shares for the three months ended September 30, 2025 and for the period from June 12, 2025 (inception) through September 30, 2025 was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events.

The following tables reflect the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended September 30,		For the Period from June 12, 2025 (Inception) Through September 30,
	2025		2025
	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$95,418	$128,952	$79,890	$129,966
Denominator:
Basic weighted average ordinary shares outstanding	3,791,209	5,123,626	3,136,364	5,102,273
Basic net income per ordinary share	$0.03	$0.03	$0.03	$0.03

	For the Three Months Ended September 30,		For the Period from June 12, 2025 (Inception) Through September 30,
	2025		2025
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$89,154	$135,216	$75,163	$134,693
Denominator:
Diluted weighted average Ordinary Shares outstanding	3,791,209	5,750,000	3,136,364	5,620,455
Diluted net income per Ordinary Share	$0.02	$0.02	$0.02	$0.02

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet and the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	(3,116,500)
Class A ordinary shares issuance cost	(5,272,648)
Plus:
Remeasurement of carrying value to redemption value	9,882,945
Class A ordinary shares subject to possible redemption, September 30, 2025	$231,493,797

OTG ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

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

SEPTEMBER 30, 2025

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

Promissory Note – Related Party

On June 16, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2025 or the completion of the Initial Public Offering. As of September 30, 2025, the Company had $0 outstanding under the Note. On September 17, 2025, the Sponsor settled in full the outstanding balance under the Note of $175,719 as of September 15, 2025 (see Note 8). Borrowings under the Note are no longer available.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units issued upon conversion of any such loans would be identical to the Private Placement Units sold in the private placement concurrently with the Initial Public Offering. As of September 30, 2025, the Company had no outstanding borrowings under the Working Capital Loans.

Share Subscription Receivable

On September 15, 2025, in connection with the sale of the Private Placement Units, the Sponsor should have deposited $2,000,000 into the Company’s bank account. Due to timing of funds and the bank account opening process, these funds were not deposited, and the Company had accounted for the amount due as a share subscription receivable within shareholders’ equity.

Subsequent to September 15, 2025, on September 17, 2025, the following have been deducted from the share subscription receivable:

●	repayment of the $175,018 outstanding balance under the Note
●	payment of $556,850 accrued offering costs
●	payment of $58,480 accrued expenses
●	payment of $20,600 prepaid expenses
●	payment of $217,150 prepaid insurance

The remaining $971,902 will be utilized for working capital purposes. On October 22, 2025, the Sponsor settled the remaining outstanding balance from $2,000,000 share subscription receivable and deposited $971,902 into the Company’s operating account (see Note 9).

Administrative Support Agreement

Commencing on September 11, 2025, the effectiveness of the registration statement related to the Company’s Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company entered into an agreement to pay Expedition Infrastructure Partners, LLC or an affiliate thereof for office space, secretarial and administrative services provided to the Company in the amount of $20,000 per month. As of September 30, 2025, the Company accrued $10,000 under accrued expenses in the accompanying unaudited condensed balance sheet.

OTG ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

OTG ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 6. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2025, there were 775,000 Class A ordinary shares issued and outstanding, excluding the 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

OTG ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Warrants — As of September 30, 2025, there were 11,887,500 Warrants outstanding including 11,500,000 Public Warrants and 387,500 Private Placement Warrants. Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units, which became separable on November 3, 2025, and only whole Public Warrants will trade.

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

OTG ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 7. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2025
Assets:
Cash and investments held in Trust Account	1	$231,493,797

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Public Warrants is $3,116,500 or $0.27 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

September 15, 2025
Underlying stock price	$9.89
Exercise price	$11.50
Volatility	5.00%
Remaining term (years)	6.99
Risk-free rate	3.72%
Implied market value adjustment	23.30%

NOTE 8. SEGMENT INFORMATION

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

OTG ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

September 30, 2025
Cash and marketable securities held in Trust Account	$231,493,797

	For the three months ended September 30, 2025	For the Period from June 12, 2025 (Inception) through September 30, 2025
General and administrative expenses	$119,427	$133,941
Interest earned on marketable securities held in Trust Account	343,797	343,797

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

NOTE 9. SUBSEQUENT EVENTS

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

On October 22, 2025, the Sponsor settled the outstanding balance from the $2,000,000 share subscription receivable and deposited $971,902 into the Company’s operating account.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 12, 2025 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net income of $224,370, which consisted of interest earned on marketable securities held in Trust Account of $343,797, offset by general and administrative costs of $119,427.

For the period from June 12, 2025 (inception) through September 30, 2025, we had a net income of $209,856, which consisted of interest earned on marketable securities held in Trust Account of $343,797, offset by general and administrative costs of $133,941.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of our Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor, which was repaid in connection with the closing of the Initial Public Offering.

On September 15, 2025, we consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 775,000 Private Placement Units, at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and the underwriters, generating gross proceeds of $7,750,000, of which $2,000,000 had not been received as of September 30, 2025 and was noted as a share subscription receivable on the date of the Initial Public Offering. Subsequent to September 15, 2025, on September 17, 2025, the following was deducted from share subscription receivable: repayment in full of the $175,018 outstanding balance under the Note, $556,850 of accrued offering costs, $58,480 of accrued expenses, $20,600 of prepaid expenses, and $217,150 of prepaid insurance. The remaining $971,902 will be utilized for working capital purposes. On October 22, 2025, the Sponsor settled the remaining outstanding balance from $2,000,000 share subscription receivable and deposited $971,902 into the Company’s operating account.

Following the closing of the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $231,150,000 was placed in the Trust Account. We incurred $5,370,179 in transaction costs, consisting of $4,600,000 of cash underwriting fee and $770,179 of other offering costs.

For the period from June 12, 2025 (inception) through September 30, 2025, cash used in operating activities was $335,950. Net income of $209,856 was affected by income earned on marketable securities held in the Trust Account of $343,797, and the changes in operating assets and liabilities of $222,009 of cash used for operating activities.

As of September 30, 2025, we had cash and marketable securities held in the Trust Account of $231,493,797.08. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less any taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had private placement funds from the Sponsor which are included as a share subscription receivable of $971,902. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Simultaneously with the closing of the Initial Public Offering, on September 15, 2025, we consummated the sale of an aggregate of 775,000 Private Placement Units, at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and the underwriters, generating aggregate gross proceeds of $7,750,000. Each Private Placement Unit consists of one Class A ordinary share and one-half of one Private Placement Warrant. Each whole Private Placement Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The foregoing issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, subject to certain limited exceptions, as described in the final prospectus for the Initial Public Offering.

Of the gross proceeds received from the Initial Public Offering and certain proceeds from the sale of the Private Placement Units, an aggregate of $231,150,000 was placed in the Trust Account.

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

OTG ACQUISITION CORP. I

Date: November 12, 2025	By:	/s/ Scott Troeller
	Name:	Scott Troeller
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Joseph Dunfee
	Name:	Joseph Dunfee
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

