Form 10-Q
period 2026-06-30
OTG Acquisition Corp. I
filed 2026-08-12
CIK 2077010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, there were 23,775,000 Class A ordinary shares, $0.0001 par value per share, and 5,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

OTG ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2026 and for the Period from June 12, 2025 (Inception) Through June 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2026 and for the Period from June 12, 2025 (Inception) Through June 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2026 and for the Period from June 12, 2025 (Inception) Through June 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	22
Part III. Signatures	23

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

OTG ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash	$348,766	$792,740
Prepaid expenses	164,519	133,318
Total current assets	513,285	926,058
Long-term prepaid insurance	21,112	75,399
Cash and marketable securities held in Trust Account	237,581,238	233,669,881
Total Assets	$238,115,635	$234,671,338

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity
Current liabilities
Accrued offering costs	$75,000	$75,000
Accounts payable and accrued expenses	28,181	10,321
Advance from related party	10	10
Total Current Liabilities	103,191	85,331

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value per share; 23,000,000 shares at redemption value of $10.33 and $10.16 per share at June 30, 2026 and December 31, 2025, respectively	237,581,238	233,669,881

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 775,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) at June 30, 2026 and December 31, 2025	78	78
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
Retained earnings	430,553	915,473
Total Shareholders’ Equity	431,206	916,126
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity	$238,115,635	$234,671,338

The accompanying notes are an integral part of the unaudited condensed financial statements.

OTG ACQUISITION CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Period from June 12, 2025 (Inception) Through June 30,
	2026	2026	2025
General and administrative costs	$194,947	$484,920	$14,514
TOTAL OPERATING EXPENSES	(194,947)	(484,920)	(14,514)

Other Income
Interest earned on cash and marketable securities held in Trust Account	1,924,809	3,911,357	—
TOTAL OTHER INCOME	1,924,809	3,911,357	—

NET INCOME (LOSS)	$1,729,862	$3,426,437	$(14,514)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,775,000	23,775,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.06	$0.12	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000	5,000,000 (1)
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.06	$0.12	$(0.00)

(1)	Excludes an aggregate of 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised. On September 15, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Class B ordinary shares are no longer subject to forfeiture (see Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements.

OTG ACQUISITION CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance — January 1, 2026	775,000	$78	5,750,000	$575	$—	$915,473	$916,126

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,986,548)	(1,986,548)

Net income	—	—	—	—	—	1,696,575	1,696,575

Balance – March 31, 2026 (unaudited)	775,000	78	5,750,000	575	—	625,500	626,153

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,924,809)	(1,924,809)

Net income	—	—	—	—	—	1,729,862	1,729,862

Balance – June 30, 2026 (unaudited)	775,000	$78	5,750,000	$575	$—	$430,553	$431,206

FOR THE PERIOD FROM JUNE 12, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — June 12, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(14,514)	(14,514)

Balance – June 30, 2025	—	$—	5,750,000	$575	$24,425	$(14,514)	$10,486

(1)	Includes an aggregate of 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised. On September 15, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Class B ordinary shares are no longer subject to forfeiture (see Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements.

OTG ACQUISITION CORP. I

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,	For the Period from June 12, 2025 (Inception) Through June 30,
	2026	2025
Cash flows from Operating Activities:
Net income (loss)	$3,426,437	$(14,514)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Payment of general and administrative costs through promissory note – related party	—	10,420
Interest earned on cash and marketable securities held in Trust Account	(3,911,357)	—
Changes in operating assets and liabilities:
Prepaid expenses	(31,201)	—
Prepaid insurance expenses	54,287	—
Accrued expenses	17,860	4,094
Net cash used in operating activities	(443,974)	—

Cash Flows from Financing Activities:
Share subscription receivable	(2,000,000)	—
Settlement of share subscription receivable	2,000,000	—
Net cash used in financing activities	—	—

Net change in cash	(443,974)	—
Cash – Beginning of the period	792,740	—
Cash – End of the period	$348,766	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$117,411
Prepaid expenses contributed by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Prepaid expenses contributed by Sponsor through promissory note – related party	$—	$29,300

The accompanying notes are an integral part of the unaudited condensed financial statements.

OTG ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from June 12, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering described below (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2026

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

In the event of such distribution, it is possible that the per-share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.05 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (excluding the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.05 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

OTG ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 27, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had cash of $348,766 and working capital of $410,094.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern,” as of June 30, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

JUNE 30, 2026

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

Cash and Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company’s investments are presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on cash and marketable securities held in Trust Account in the unaudited condensed statements of operations. As of June 30, 2026 and December 31, 2025, the Company did not withdraw any interest earned on the Trust Account.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $348,766 and $792,740 of cash as of June 30, 2026 and December 31, 2025, respectively. The Company had no cash equivalents as of June 30, 2026 and December 31, 2025.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants included in the Units and then to the Class A ordinary shares. On September 15, 2025, offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to Public Warrants and Private Placement Units were charged to shareholders’ equity as the underlying financial instruments, after management’s evaluation, were classified within shareholders’ equity.

OTG ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the ordinary shares for the three and six months ended June 30, 2026 and for the period from June 12, 2025 (inception) through June 30, 2025 was less than the exercise price, and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events.

OTG ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026		For the Period from June 12, 2025 (Inception) Through June 30, 2025
Basic and diluted net income (loss) per ordinary share	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss), as adjusted
Denominator:	$1,392,971	$336,891	$2,759,138	$667,299	$—	$(14,514)
Basic and diluted weighted average ordinary shares outstanding
Basic and diluted net income (loss) per ordinary share	23,775,000	5,750,000	23,775,000	5,750,000	—	5,000,000
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$0.12	$0.12	$—	$(0.00)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and retained earnings. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets, and the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(3,116,500)
Class A ordinary shares subject to possible redemption issuance cost	(5,272,648)
Plus:
Accretion of carrying value to redemption value	12,059,029
Class A ordinary shares subject to possible redemption, December 31, 2025	233,669,881
Plus:
Accretion of carrying value to redemption value	1,986,548
Class A ordinary shares subject to possible redemption, March 31, 2026	235,656,429
Plus:
Accretion of carrying value to redemption value	1,924,809
Class A ordinary shares subject to possible redemption, June 30, 2026	$237,581,238

OTG ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

JUNE 30, 2026

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units issued upon conversion of any such loans would be identical to the Private Placement Units sold in the private placement concurrently with the Initial Public Offering. As of June 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Working Capital Loans.

OTG ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Administrative Support Agreement

Commencing on September 11, 2025, the effectiveness of the registration statement related to the Company’s Initial Public Offering, through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company entered into an agreement to pay Expedition Infrastructure Partners, LLC or an affiliate thereof for office space, secretarial and administrative services provided to the Company in the amount of $20,000 per month. For the three and six months ended June 30, 2026, the Company incurred $60,000 and $120,000 fees for these services, respectively, of which $10,000 is prepaid and is included in the accompanying condensed balance sheets as of June 30, 2026. For the period from June 12, 2025 (inception) through June 30, 2025, the Company did not incur any fees for these services.

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

OTG ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Furthermore, changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. On February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which was subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. More recently on April 2, 2025, President Trump signed an executive order imposing a minimum 10% baseline tariff on all U.S. imports, with higher tariffs applied to imports from 57 specific countries. The baseline tariff rate became effective on April 5, 2025, while tariffs on imports from the 57 targeted nations, ranging from 11% to 50%, took effect on April 9, 2025. On the same day, President Trump announced a 90-day ‘pause’ on reciprocal tariffs for all but China, which continues to face tariffs as high as 145%. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods.

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

NOTE 6. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 775,000 Class A ordinary shares issued and outstanding, excluding the 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

JUNE 30, 2026

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

Warrants — As of June 30, 2026 and December 31, 2025, there were 11,887,500 Warrants outstanding, including 11,500,000 Public Warrants and 387,500 Private Placement Warrants. Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units, which became separable on November 3, 2025, and only whole Public Warrants will trade.

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

JUNE 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$237,581,238	$233,669,881

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

JUNE 30, 2026

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

	June 30, 2026	December 31, 2025
Cash	$348,766	$792,740
Cash and marketable securities held in Trust Account	$237,581,238	$233,669,881

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Period from June 12, 2025 (Inception) Through June 30, 2025
General and administrative costs	$194,947	$484,920	$14,514
Interest earned on cash and marketable securities held in Trust Account	$1,924,809	$3,911,357	$—

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 12, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,729,862, which consisted of interest earned on cash and marketable securities held in Trust Account of $1,924,809, offset by general and administrative costs of $194,947.

For the six months ended June 30, 2026, we had a net income of $3,426,437, which consisted of interest earned on cash and marketable securities held in Trust Account of $3,911,357, offset by general and administrative costs of $484,920.

 For the period from June 12, 2025 (inception) through June 30, 2025, we had a net loss of $14,514, which consisted of general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of our Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor, which were repaid in connection with the closing of the Initial Public Offering.

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

For the six months ended June 30, 2026, cash used in operating activities was $443,974. Net income of $3,426,437 was affected by interest income earned on marketable securities held in the Trust Account of $3,911,357, and the changes in operating assets and liabilities of $40,946 of cash provided by operating activities.

For the period from June 12, 2025 (inception) through June 30, 2025, cash used in operating activities was $0. Net loss of $14,514 was affected by payment of general and administrative costs through promissory note – related party of $10,420, and the changes in operating assets and liabilities of $4,094 of cash provided by operating activities.

As of June 30, 2026, we had cash and marketable securities held in the Trust Account of $237,581,238. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less any taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $348,766 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with our assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2026, we may need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. Although the Public Warrants issued in connection with the Initial Public Offering were valued using the Monte Carlo Simulation Method, no critical accounting estimates require disclosure as of June 30, 2026..

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

OTG ACQUISITION CORP. I

Date: August 12, 2026	By:	/s/ Scott Troeller
	Name:	Scott Troeller
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Joseph Dunfee
	Name:	Joseph Dunfee
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

