Form 10-Q
period 2026-09-30
OTG Acquisition Corp. I
filed 2026-11-13
CIK 2077010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 13, 2026, there were 23,775,000 Class A ordinary shares, $0.0001 par value per share, and 5,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

OTG ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026 and for the Period from June 12, 2025 (Inception) Through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2026, for the Three Months Ended September 30, 2025 and for the Period from June 12, 2025 (Inception) Through September 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from June 12, 2025 (Inception) Through September 30, 2025 (Unaudited)	5
Notes to Condensed Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Signatures	24

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

OTG ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash	$230,588	$792,740
Due from Sponsor	8,400	—
Prepaid expenses	141,567	133,318
Total current assets	380,555	926,058
Long-term prepaid insurance	—	75,399
Cash and marketable securities held in Trust Account	239,855,817	233,669,881
Total Assets	$240,236,372	$234,671,338

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity
Current liabilities
Accrued offering costs	$75,000	$75,000
Accounts payable and accrued expenses	17,046	10,321
Advance from related party	10	10
Total Current Liabilities	92,056	85,331

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value per share; 23,000,000 shares at redemption value of $10.43 and $10.16 per share at September 30, 2026 and December 31, 2025, respectively	239,855,817	233,669,881

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 775,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) at September 30, 2026 and December 31, 2025	78	78
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
Retained earnings	287,846	915,473
Total Shareholders’ Equity	288,499	916,126
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity	$240,236,372	$234,671,338

The accompanying notes are an integral part of the unaudited condensed financial statements.

OTG ACQUISITION CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,	For the Period from June 12, 2025 (Inception) Through September 30,
	2026	2025		2026	2025
General and administrative costs	$142,707	$119,427		$627,627	$133,941
TOTAL OPERATING EXPENSES	(142,707)	(119,427)		(627,627)	(133,941)

Other Income
Interest earned on cash and marketable securities held in Trust Account	2,274,579	343,797		6,185,936	343,797
TOTAL OTHER INCOME	2,274,579	343,797		6,185,936	343,797

NET INCOME	$2,131,872	$224,370		$5,558,309	$209,856

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,775,000	3,791,209		23,775,000	3,136,364
Basic net income per share, Class A ordinary shares	$0.07	$0.03		$0.19	$0.03
Diluted net income per share, Class A ordinary shares	$0.07	$0.02		$0.19	$0.02
Basic weighted average shares outstanding, Class B ordinary shares	5,750,000	5,123,626	(1)	5,750,000	5,102,273	(1)
Basic net income per share, Class B ordinary shares	$0.07	$0.03		$0.19	$0.03
Diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000		5,750,000	5,620,455
Diluted net income per share, Class B ordinary shares	$0.07	$0.02		$0.19	$0.02

(1)	For periods prior to September 15, 2025, excludes an aggregate of 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised. On September 15, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Class B ordinary shares are no longer subject to forfeiture (see Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements.

OTG ACQUISITION CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance — January 1, 2026	775,000	$78	5,750,000	$575	$—	$915,473	$916,126

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,986,548)	(1,986,548)

Net income	—	—	—	—	—	1,696,575	1,696,575

Balance – March 31, 2026 (unaudited)	775,000	78	5,750,000	575	—	625,500	626,153

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,924,809)	(1,924,809)

Net income	—	—	—	—	—	1,729,862	1,729,862

Balance – June 30, 2026 (unaudited)	775,000	78	5,750,000	575	—	430,553	431,206

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,274,579)	(2,274,579)

Net income	—	—	—	—	—	2,131,872	2,131,872

Balance – September 30, 2026 (unaudited)	775,000	$78	5,750,000	$575	$—	$287,846	$288,499

The accompanying notes are an integral part of the unaudited condensed financial statements.

OTG ACQUISITION CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND FOR THE PERIOD FROM JUNE 12,

2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Share Subscription	Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit)	Equity
Balance — June 12, 2025 (inception)	—	$—	—	$—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)	—	—	5,750,000	575	—	24,425	—	25,000

Net loss	—	—	—	—	—	—	(14,514)	(14,514)

Balance – June 30, 2025 (unaudited)	—	—	5,750,000	575	—	24,425	(14,514)	10,486

Sale of 775,000 Private Placement Units	775,000	78	—	—	(2,000,000)	7,749,922	—	5,750,000

Fair value of Public Warrants at issuance	—	—	—	—	—	3,116,500	—	3,116,500

Offering costs allocated to Public Warrants and Private Placement Units	—	—	—	—	—	(97,531)	—	(97,531)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(9,882,945)	—	(9,882,945)

Settlement of share subscription receivable	—	—	—	—	1,028,098	—	—	1,028,098

Net income	—	—	—	—	—	—	224,370	224,370

Balance – September 30, 2025 (unaudited)	775,000	$78	5,750,000	$575	$(971,902)	$910,371	$209,856	$148,978

(1)	Includes an aggregate of 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised. On September 15, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Class B ordinary shares are no longer subject to forfeiture (see Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements.

OTG ACQUISITION CORP. I

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from June 12, 2025 (Inception) Through September 30,
	2026	2025
Cash flows from Operating Activities:
Net income	$5,558,309	$209,856
Adjustment to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(6,185,936)	(343,797)
Changes in operating assets and liabilities:
Prepaid expenses	(8,249)	(153,385)
Due from Sponsor	(8,400)	—
Prepaid insurance expenses	75,399	(102,543)
Accounts payable and accrued expenses	6,725	33,919
Net cash used in operating activities	(562,152)	(355,950)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(231,150,000)
Net cash used in investing activities	—	(231,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	225,400,000
Proceeds from sale of Private Placement Units	—	7,750,000
Share subscription receivable	—	(2,000,000)
Settlement of share subscription receivable	—	1,028,098
Repayment of promissory note – related party	—	(115,299)
Payment of offering costs	—	(556,849)
Net cash provided by financing activities	—	231,505,950

Net change in cash	(562,152)	—
Cash – Beginning of the period	792,740	—
Cash – End of the period	$230,588	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$75,000
Prepaid expenses contributed by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

OTG ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

OTG Acquisition Corp. I (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company has not selected any specific Business Combination target yet. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from June 12, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering described below (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 27, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, the Company had cash of $230,588 and working capital of $288,499.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern,” as of September 30, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In addition, if the Company is unable to complete a Business Combination by September 15, 2027, which is 24 months from the closing of the Initial Public Offering (unless the Combination Period is extended by shareholder approval to amend the Company’s Amended and Restated Memorandum and Articles of Association), the Company will cease all operations except for the purpose of winding up. The Company’s liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

OTG ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Cash and Marketable Securities Held in Trust Account

As of September 30, 2026 and December 31, 2025, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company’s investments are presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on cash and marketable securities held in Trust Account in the unaudited condensed statements of operations. As of September 30, 2026 and December 31, 2025, the Company did not withdraw any interest earned on the Trust Account.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $230,588 and $792,740 of cash as of September 30, 2026 and December 31, 2025, respectively. The Company had no cash equivalents as of September 30, 2026 and December 31, 2025.

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

SEPTEMBER 30, 2026

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the ordinary shares for the three and nine months ended September 30, 2026, for the three months ended September 30, 2025 and for the period from June 12, 2025 (inception) through September 30, 2025 was less than the exercise price, and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events.

OTG ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
Basic and diluted net income per ordinary share	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income, as adjusted	$1,716,689	$415,183	$4,475,827	$1,082,482
Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,775,000	5,750,000	23,775,000	5,750,000
Basic and diluted net income per ordinary share	$0.07	$0.07	$0.19	$0.19

	For the Three Months Ended September 30, 2025		For the Period from June 12, 2025 (Inception) Through September 30, 2025
Basic net income per ordinary share	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income, as adjusted	$95,418	$128,952	$79,890	$129,966
Denominator:
Basic weighted average ordinary shares outstanding	3,791,209	5,123,626	3,136,364	5,102,273
Basic net income per ordinary share	$0.03	$0.03	$0.03	$0.03

Diluted net income per ordinary share	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income, as adjusted	$89,154	$135,216	$75,163	$134,693
Denominator:
Diluted weighted average ordinary shares outstanding	3,791,209	5,750,000	3,136,364	5,620,455
Diluted net income per ordinary share	$0.02	$0.02	$0.02	$0.02

For the three months ended September 30, 2025 and for the period from June 12, 2025 (inception) through September 30, 2025, the diluted weighted average Class B ordinary shares give effect to the 750,000 Class B ordinary shares that were subject to forfeiture until the underwriters exercised their over-allotment option in full on September 15, 2025, which results in diluted net income per ordinary share that differs from basic net income per ordinary share for those periods.

OTG ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and retained earnings. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets, and the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(3,116,500)
Class A ordinary shares subject to possible redemption issuance cost	(5,272,648)
Plus:
Accretion of carrying value to redemption value	12,059,029
Class A ordinary shares subject to possible redemption, December 31, 2025	233,669,881
Plus:
Accretion of carrying value to redemption value	1,986,548
Class A ordinary shares subject to possible redemption, March 31, 2026	235,656,429
Plus:
Accretion of carrying value to redemption value	1,924,809
Class A ordinary shares subject to possible redemption, June 30, 2026	237,581,238
Plus:
Accretion of carrying value to redemption value	2,274,579
Class A ordinary shares subject to possible redemption, September 30, 2026	$239,855,817

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, which clarified the effective date of ASU 2024-03. ASU 2024-03 requires additional disclosure of the nature of expenses included in the statement of operations, including disclosures about specific types of expenses included in the expense captions presented on the face of the statement of operations. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”), which clarifies the form and content of interim financial statements and notes and adds a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-11 on its financial statements and disclosures.

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

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On June 16, 2025, the Sponsor paid $25,000 to cover certain of the Company’s expenses in exchange for the issuance of 5,750,000 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). The Sponsor had agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would have been adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would have represented 20.0% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Units and assuming the Sponsor, directors or officers did not purchase any Public Shares in the Initial Public Offering) after the Initial Public Offering. On September 15, 2025, the underwriters exercised their over-allotment option in full which was settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 750,000 Founder Shares are no longer subject to forfeiture by the Sponsor.

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

OTG ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Private Placement Units

Simultaneously with the closing of the Initial Public Offering on September 15, 2025, the Sponsor and the underwriters purchased an aggregate of 775,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $7,750,000. Of those Private Placement Units, the Sponsor purchased 545,000 Private Placement Units and the underwriters purchased 230,000 Private Placement Units. Each Private Placement Unit consists of one Class A ordinary share and one-half of one Private Placement Warrant. Such Private Placement Units are identical to the Units sold in the Initial Public Offering, except as described herein and in Note 6. If the Company does not consummate an initial Business Combination within 24 months from the closing of the Initial Public Offering (as may be extended by shareholder approval to amend the Amended and Restated Memorandum and Articles of Association), any proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). Certain holders of the Private Placement Units have entered into an agreement, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, private placement shares included in any Private Placement Units and Public Shares in connection with (i) the completion of the initial Business Combination and (ii) the effectiveness of, following a shareholder vote to approve, an amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 24 months from the closing of the Initial Public Offering (as may be extended by shareholder approval to amend the Amended and Restated Memorandum and Articles of Association) or (B) with respect to any other material provisions relating to (x) the rights of holders of the Class A ordinary shares or (y) pre-initial Business Combination activity. The Private Placement Units (including any private placement shares or Private Placement Warrants included in such Private Placement Units) will not be transferable or salable until 30 days after the completion of the initial Business Combination. Certain proceeds from the Private Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account.

Promissory Note – Related Party

On June 16, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2025 or the completion of the Initial Public Offering. On September 17, 2025, the Sponsor settled in full the outstanding balance under the Note of $175,019 as of September 15, 2025. Borrowings under the Note are no longer available.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units issued upon conversion of any such loans would be identical to the Private Placement Units sold in the private placement concurrently with the Initial Public Offering. As of September 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Working Capital Loans.

OTG ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Due from Sponsor

On July 21, 2026, the Company paid $8,400 on behalf of the Sponsor for professional fees related to the preparation of the Sponsor’s partnership tax returns. As of September 30, 2026, $8,400 was due from the Sponsor and is presented as due from Sponsor in the accompanying condensed balance sheets. There was no amount due from the Sponsor as of December 31, 2025.

Administrative Support Agreement

Commencing on September 11, 2025, the effectiveness of the registration statement related to the Company’s Initial Public Offering, through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company entered into an agreement to pay Expedition Infrastructure Partners, LLC or an affiliate thereof for office space, secretarial and administrative services provided to the Company in the amount of $20,000 per month. For the three and nine months ended September 30, 2026, the Company incurred $60,000 and $180,000 fees for these services, respectively, of which $10,000 is prepaid and is included in prepaid expenses in the accompanying condensed balance sheets as of September 30, 2026. For the three months ended September 30, 2025 and for the period from June 12, 2025 (inception) through September 30, 2025, the Company incurred $10,000 of fees for these services.

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

SEPTEMBER 30, 2026

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

NOTE 6. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 775,000 Class A ordinary shares issued and outstanding, excluding the 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

SEPTEMBER 30, 2026

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

Warrants — As of September 30, 2026 and December 31, 2025, there were 11,887,500 Warrants outstanding, including 11,500,000 Public Warrants and 387,500 Private Placement Warrants. Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units, which became separable on November 3, 2025, and only whole Public Warrants will trade.

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

SEPTEMBER 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$239,855,817	$233,669,881

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

SEPTEMBER 30, 2026

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	September 30, 2026	December 31, 2025
Cash	$230,588	$792,740
Cash and marketable securities held in Trust Account	$239,855,817	$233,669,881

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Period from June 12, 2025 (Inception) Through September 30, 2025
General and administrative costs	$142,707	$119,427	$627,627	$133,941
Interest earned on cash and marketable securities held in Trust Account	$2,274,579	$343,797	$6,185,936	$343,797

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our initial Business Combination (as defined below), our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that any conditions to our initial Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our most recent Annual Report on Form 10-K, as well as any subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, filed with the U.S. Securities and Exchange Commission (the “SEC”). Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 12, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $2,131,872, which consisted of interest earned on cash and marketable securities held in the Trust Account of $2,274,579, offset by general and administrative costs of $142,707.

For the three months ended September 30, 2025, we had a net income of $224,370, which consisted of interest earned on cash and marketable securities held in the Trust Account of $343,797, offset by general and administrative costs of $119,427.

For the nine months ended September 30, 2026, we had a net income of $5,558,309, which consisted of interest earned on cash and marketable securities held in the Trust Account of $6,185,936, offset by general and administrative costs of $627,627.

For the period from June 12, 2025 (inception) through September 30, 2025, we had a net income of $209,856, which consisted of interest earned on cash and marketable securities held in the Trust Account of $343,797, offset by general and administrative costs of $133,941.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of our Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor, which loans were repaid in connection with the closing of the Initial Public Offering.

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

For the nine months ended September 30, 2026, cash used in operating activities was $562,152. Net income of $5,558,309 was affected by interest income earned on marketable securities held in the Trust Account of $6,185,936, and the changes in operating assets and liabilities of $65,475 of cash provided by operating activities.

For the period from June 12, 2025 (inception) through September 30, 2025, cash used in operating activities was $355,950. Net income of $209,856 was affected by interest income earned on marketable securities held in the Trust Account of $343,797, and the changes in operating assets and liabilities of $222,009 of cash used in operating activities.

As of September 30, 2026, we had cash and marketable securities held in the Trust Account of $239,855,817. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less any taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $230,588 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with our assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of September 30, 2026, we may need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

In addition, if we are unable to complete a Business Combination by September 15, 2027 (unless extended by shareholder approval to amend our amended and restated memorandum and articles of association), we will cease all operations except for the purpose of winding up. Our liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after 24 months from the closing of the Initial Public Offering (as may be extended by shareholder approval to amend our amended and restated memorandum and articles of association) (the “Combination Period”). We intend to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that we will be able to consummate any Business Combination by the end of the Combination Period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. Although the Public Warrants issued in connection with the Initial Public Offering were valued using the Monte Carlo Simulation Method, no critical accounting estimates require disclosure as of September 30, 2026.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

OTG ACQUISITION CORP. I

Date: November 13, 2026	By:	/s/ Scott Troeller
	Name:	Scott Troeller
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Joseph Dunfee
	Name:	Joseph Dunfee
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

